Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 6 LP
filed 1995-08-14
CIK 830319

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-16574

            ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
     (Exact name of small business issuer as specified in its charter)

                      New Jersey                    76-0214443
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                          Kingwood, Texas 77339
                (Address of principal executive offices)

                        Issuer's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No


                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
BALANCE SHEET

                                                               JUNE 30,
ASSETS                                                           1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                      $       1,816
  Accounts receivable - oil & gas sales                            41,050
  Other current assets                                              3,011

Total current assets                                               45,877

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipme                        3,350,894
  Less  accumulated depreciation and depletion                  2,832,430

Property, net                                                     518,464


TOTAL                                                       $     564,341

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $      17,652
   Payable to affiliated limited partnership                        1,013
   Payable to general partner                                      58,847

Total current liabilities                                          77,512

NONCURRENT PAYABLE TO GENERAL PARTNER                             134,779

PARTNERS' CAPITAL:
   Limited partners                                               302,491
   General partner                                                 49,559

Total partners'capital                                            352,050

TOTAL                                                       $     564,341





See accompanying notes to financial statements.

                                    I-1

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                     QUARTER ENDED           SIX MONTHS ENDED

                            JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                               1995          1994          1995          1994

REVENUES:
  Oil and gas sales      $   87,473   $   107,584   $   189,491   $   205,191

EXPENSES:
  Depreciation and depletion 34,050        44,018        74,897        87,987
  Lease operating expenses   49,708        38,265        96,024        88,383
  Production taxes            5,229         5,524        10,967        10,721
  General and administrative 15,536        13,699        30,313        28,889

Total expenses              104,523       101,506       212,201       215,980

NET INCOME (LOSS)        $  (17,050)  $     6,078   $   (22,710)  $   (10,789)





























See accompanying notes to financial statements.

                                   I-2

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                        SIX MONTHS ENDED

                                                  JUNE 30,        JUNE 30,
                                                    1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                     $    (22,710)   $     (10,789)

Adjustments to reconcile net (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization           74,897           87,987
(Increase) decrease in:
  Accounts receivable - oil & gas sales                  75           (2,530)
  Other current assets                                 (981)          (3,275)
Increase (decrease) in:
   Accounts payable                                  (6,303)         (17,630)
   Payable to affiliated limited partnership          1,013              -
   Payable to general partner                       (10,375)          18,890

Total adjustments                                    58,326           83,442

Net cash provided by operating activities            35,616           72,653

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs           (1,100)         (19,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                               (35,948)         (43,524)

NET INCREASE (DECREASE) IN CASH                      (1,432)           9,326

CASH AT BEGINNING OF YEAR                             3,248           15,952

CASH AT END OF PERIOD                          $      1,816    $      25,278













See accompanying notes to financial statements.

                                       I-3

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $16,048, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1995.


Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter decreased from $107,584 in 1994 to $87,473 in 1995. This represents a decrease of $20,111 (19%). Oil sales decreased by $6,387 (9%). A 24% decrease in oil production reduced sales by $16,752. This decrease was partially offset by a 19% increase in the average oil sales price. Gas sales decreased by $13,724 (37%). A 30% decrease in the average gas sales price decreased sales by $10,017. A 10% decrease in gas production reduced sales by an additional $3,707. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily a result of the shut-in of production from the Corkscrew acquisition for rod repairs, which were successfully completed in the second quarter of 1995, coupled with natural production declines. The decrease in gas production was primarily the result of natural production declines.

Lease operating expenses increased from $38,265 in 1994 to $49,708 in 1995. The increase of $11,443 (30%) is primarily due to workover expenses incurred on the Corkscrew acquisition in 1995.

Depreciation and depletion expense decreased from $44,018 in the second quarter of 1994 to $34,050 in the second quarter of 1995. This represents a decrease of $9,968 (23%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $8,248, while a 5% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,720. This rate decrease was primarily due to an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $13,699 in 1994 to $15,536 in 1995. This increase of $1,837 (13%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months decreased from $205,191 in 1994 to $189,491 in 1995. This represents a decrease of $15,700 (8%). Oil sales increased by $16,772 (14%). A 22% increase in average oil sales price increased sales by $25,192. This increase was partially offset by a 7% decrease in oil production. Gas sales decreased by $32,472 (40%). A 23% decrease in the average gas sales price decreased sales by $14,737. A 22% decrease in gas production reduced sales by an additional $17,735. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The changes in oil and gas production were primarily a result of natural production declines.


Lease operating expenses increased from $88,383 in 1994 to $96,024 in 1995. The increase of $7,641 (9%) is primarily due to workover expenses incurred on the Corkscrew acquisition in 1995.

Depreciation and depletion expense decreased from $87,987 in the first six months of 1994 to $74,897 in the first six months of 1995. This represents a decrease of $13,090 (15%). The decline in production, noted above, caused depreciation and depletion expense to decrease by $11,082, while a 3% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,008. This rate decrease was primarily a result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $28,889 in 1994 to $30,313 in 1995. This increase of $1,424 (5%) is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.


PART II.  OTHER INFORMATION


        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                              PROGRAM III - SERIES 6, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                      PROGRAM III - SERIES 6, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer