Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 6 LP
filed 1995-11-13
CIK 830319

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
----------------------------------------------------------------------------
                                                           September 30,
ASSETS                                                         1995
                                                           -------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash ................................................      $    8,097
  Accounts receivable - oil & gas sales ...............          37,024
  Other current assets ................................           3,063
                                                             ----------

Total current assets ..................................          48,184
                                                             ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities       3,357,020
  Less  accumulated depreciation and depletion ........       2,871,113
                                                             ----------

Property, net .........................................         485,907
                                                             ----------


TOTAL .................................................      $  534,091
                                                             ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ...................................      $   19,468
   Payable to general partner .........................          48,607
                                                             ----------

Total current liabilities .............................          68,075
                                                             ----------

NONCURRENT PAYABLE TO GENERAL PARTNER .................         145,820
                                                             ----------

PARTNERS' CAPITAL:
   Limited partners ...................................         269,954
   General partner ....................................          50,243
                                                             ----------

Total partners'capital ................................         320,197
                                                             ----------

TOTAL .................................................      $  534,091
                                                             ==========





See accompanying notes to financial statements.
----------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------
UNAUDITED)
                                        QUARTER ENDED                 NINE MONTHS ENDED
                                 -----------------------------   -----------------------------

                                 September 30,   September 30,   September 30,   September 30,
                                     1995            1994            1995            1994
                                 -------------   -------------   -------------   -------------

REVENUES:
  Oil and gas sales ..........      $  81,301       $ 105,936       $ 270,792       $ 311,127
                                    ---------       ---------       ---------       ---------

EXPENSES:
  Depreciation and depletion .         38,683          43,123         113,580         131,110
  Lease operating expenses ...         46,949          48,542         142,973         136,925
  Production taxes ...........          4,521           6,074          15,488          16,795
  General and administrative .         11,943          11,829          42,256          40,718
                                    ---------       ---------       ---------       ---------

Total expenses ...............        102,096         109,568         314,297         325,548
                                    ---------       ---------       ---------       ---------

NET (LOSS) ...................      $ (20,795)      $  (3,632)      $ (43,505)      $ (14,421)
                                    =========       =========       =========       =========






See accompanying notes to financial statements.
------------------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                    -----------------------------

                                                    September 30,   September 30,
                                                        1995            1994
                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) .....................................      $ (43,505)      $ (14,421)
                                                      ----------      ----------

Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization .....        113,580         131,110
(Increase) decrease in:
  Accounts receivable - oil & gas sales ........          4,101          (4,903)
  Other current assets .........................         (1,033)         (3,396)
Increase (decrease) in:
   Accounts payable ............................         (4,487)        (25,177)
   Payable to general partner ..................         (9,575)         14,389
                                                      ----------      ----------

Total adjustments ..............................        102,586         112,023
                                                      ----------      ----------

Net cash provided by operating activities ......         59,081          97,602
                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs .....         (7,226)        (18,145)
                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions ..........................        (47,006)        (74,368)
                                                      ----------      ----------

NET INCREASE IN CASH ...........................          4,849           5,089

CASH AT BEGINNING OF YEAR ......................          3,248          15,952
                                                      ----------      ----------

CASH AT END OF PERIOD ..........................      $   8,097          21,041
                                                      ==========      ==========





See accompanying notes to financial statements.
---------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $9,953, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1995.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $105,936 in 1994 to $81,301 in 1995. This represents a decrease of $24,635 (23%). Oil sales decreased by $11,485 (16%). A 15% decrease in the average oil sales price reduced sales by $10,659, while a 1% decrease in oil production reduced sales by an additional $826. Gas sales decreased by $13,150 (40%). A 12% decrease in the average gas sales price decreased sales by $2,544. A 31% decrease in gas production reduced sales by an additional $10,606. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The slight decrease in oil production was primarily a result of natural production declines partially offset by higher production from the Corkscrew acquisition which successfully completed rod repairs in the second quarter of 1995. The decrease in gas production was primarily the result of natural production declines which were especially pronounced on the Barnes Estate and RIC acquisitions.

Lease operating expenses decreased from $48,542 in 1994 to $46,949 in 1995. The decrease of $1,593 (3%) is primarily due to the lower production, as noted above.

Depreciation and depletion expense decreased from $43,123 in the third quarter of 1994 to $38,683 in the third quarter of 1995. This represents a decrease of $4,440 (10%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $5,653. This decrease was partially offset by a 3% increase in the depletion rate. The rate increase was primarily due to relatively higher production from properties with a higher depletion rate partially offset by upward revisions of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $11,829 in 1994 to $11,943 in 1995. This increase of $114 (1%) is primarily due to is primarily due to $2,819 of legal costs incurred in the third quarter of 1995 for a property interest dispute on the Barnes Estate acquisition.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $311,127 in 1994 to $270,792 in 1995. This represents a decrease of $40,335 (13%). Oil sales increased by $5,287 (3%). An 8% increase in the average oil sales price increased sales by $14,992. This increase was partially offset by a 5% decrease in oil production. Gas sales decreased by $45,622 (40%). A 20% decrease in the average gas sales price decreased sales by $17,003. A 25% decrease in gas production reduced sales by an additional $28,619. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The changes in oil and gas production were primarily a result of natural production declines.

Lease operating expenses increased from $136,925 in 1994 to $142,973 in 1995. The increase of $6,048 (4%) is primarily due to workover expenses incurred on the Corkscrew acquisition in 1995 to repair rods.

Depreciation and depletion expense decreased from $131,110 in the first nine months of 1994 to $113,580 in the first nine months of 1995. This represents a decrease of $17,530 (13%). The decline in production, noted above, caused depreciation and depletion expense to decrease by $16,737, while a 1% decrease in the depletion rate reduced depreciation and depletion expense by an additional $793. This rate decrease was primarily a result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $40,718 in 1994 to $42,256 in 1995. This increase of $1,538 (4%) is primarily due to $5,880 of legal costs incurred in 1995 for a property interest dispute on the Barnes Estate acquisition, partially offset by less staff time being required to manage the Company's operations.


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

The Company discontinued the payment of distributions during October 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ENEX OIL & GAS INCOME
                                                 PROGRAM III - SERIES 6, L.P.
                                                 ----------------------------
                                                       (Registrant)



                                                By:ENEX RESOURCES CORPORATION
                                                   --------------------------
                                                         General Partner



                                                 By: /s/ R. E. Densford
                                                     -------------------
                                                         R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                          Officer




November 11, 1995                                 By: /s/ James A. Klein
                                                      -------------------
                                                          James A. Klein
                                                      Controller and Chief
                                                       Accounting Officer