Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 6 LP
filed 1996-05-14
CIK 830319

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-16574

              ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
       (Exact name of small business issuer as specified in its charter)

                   New Jersey                          76-0214443
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        Suite 200, Three Kingwood Place
                            Kingwood, Texas  77339
                   (Address of principal executive offices)

                   Issuer's telephone number  (713) 358-8401


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
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                             1996
                                                               --------------
(Unaudited)
CURRENT ASSETS:
  Cash                                                         $         115
  Accounts receivable - oil & gas sales                               43,924
  Other current assets                                                 3,134
                                                               --------------

Total current assets                                                  47,173
                                                               --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities            2,818,250
  Less  accumulated depreciation and depletion                     2,580,265
                                                               --------------

Property, net                                                        237,985
                                                               --------------


TOTAL                                                          $     285,158
                                                               ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $      16,622
   Payable to general partner                                         28,821
                                                               --------------

Total current liabilities                                             45,443
                                                               --------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 78,644
                                                               --------------

PARTNERS' CAPITAL:
   Limited partners                                                  103,189
   General partner                                                    57,882
                                                               --------------

Total partners'capital                                               161,071
                                                               --------------

TOTAL                                                          $     285,158
                                                               ==============





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                    THREE MONTHS ENDED
                                          -----------------------------

                                             MARCH 31,       MARCH 31,
                                               1996             1995
                                          -------------    ------------

REVENUES:
  Oil and gas sales                       $     99,297         102,018
                                          -------------    ------------

EXPENSES:
  Depreciation and depletion                    19,464          40,847
  Impairment of property                       194,403               -
  Lease operating expenses                      52,087          46,316
  Production taxes                               6,149           5,738
  General and administrative                    12,879          14,777
                                          -------------    ------------

Total expenses                                 284,982         107,678
                                          -------------    ------------

LOSS FROM OPERATIONS                          (185,685)         (5,660)
                                          -------------    ------------

OTHER INCOME:
  Gain on sale of property                         656               -
                                          -------------    ------------

NET LOSS                                  $   (185,029)         (5,660)
                                          =============    ============




See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                         THREE MONTHS ENDED

                                                  MARCH 31,           MARCH 31,
                                                    1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $ (185,029)           $  (5,660)

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and depletion                       19,464               40,847
  Impairment of property                          194,403                    -
  Gain on sale of property                           (656)                   -
(Increase) decrease in:
  Accounts receivable - oil & gas sales           (14,553)              (7,756)
  Other current assets                                194                 (948)
Increase (decrease) in:
   Accounts payable                               (12,726)              (3,056)
   Payable to general partner                     (16,917)                 338

Total adjustments                                 169,209               29,425

Net cash provided (used) by operating activities  (15,820)              23,765

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                 10,500                    -
    Property additions - development costs            (70)                (177)

Net cash provided (used) by investing activities   10,430                 (177)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                   -               (18,118)

NET INCREASE (DECREASE) IN CASH                    (5,390)                5,470

CASH AT BEGINNING OF YEAR                           5,505                 3,248

CASH AT END OF PERIOD                         $       115             $   8,718




See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $194,403 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $102,018 in 1995 to $99,297 in 1996. This represents a decrease of $2,721 (3%). Oil sales increased by $10,748 or 14%. A 19% decrease in oil production reduced sales by $14,200. This decrease was partially offset by a 6% increase in the average oil sales price. Gas sales increased by $8,027 or 32%. A 7% increase in gas production increased sales by $1,891. A 23% increase in average gas prices increased sales by an additional $6,136. The decrease in oil production was primarily the result of the Company not participating in a workover on the L.L. Butler well in the Hightower acquisition. The increase in gas production was primarily due to higher production from the RIC acquisition resulting from a higher level of available compression. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $46,316 in 1995 to $52,087 in 1996. The increase of $5,771 (12%) is primarily due to road repair expenses incurred on the Corkscrew acquisition in 1996.

Depreciation and depletion expense decreased from $40,847 in the first quarter of 1995 to $19,464 in the first quarter of 1996. This represents a decrease of $21,383 (52%). The changes in production, noted above, reduced depreciation and depletion expense by $4,340, while a 47% decrease in the depletion rate reduced depreciation and depletion expense by an additional $17,043. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $194,403 in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $10,500. The Company recognized a $656 gain from the sale.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $194,403 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $14,777 in the first quarter of 1995 to $12,879 in the first quarter of 1996. This decrease of $1,898 (13%) is primarily due to less staff time required to manage the Company's operations, partially offset by $3,413 higher direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners.

The Company discontinued the payment of distributions in the third quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions in the near future.

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM III - 6, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer