Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 6 LP
filed 1996-08-14
CIK 830319

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                    Yes  X No

Transitional Small Business Disclosure Format (Check one):

                                    Yes   No X

                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------------

                                                                   JUNE 30,
ASSETS                                                               1996
                                                               ---------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash                                                         $        5,015
  Accounts receivable - oil & gas sales                                39,404
  Other current assets                                                 44,961
                                                               ---------------

Total current assets                                                   89,380
                                                               ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,754,315
  Less  accumulated depreciation and depletion                      2,516,260
                                                               ---------------

Property, net                                                         238,055
                                                               ---------------


TOTAL                                                          $      327,435
                                                               ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $       36,184
   Payable to general partner                                          27,520
                                                               ---------------

Total current liabilities                                              63,704
                                                               ---------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                  55,041
                                                               ---------------

PARTNERS' CAPITAL:
   Limited partners                                                   144,106
   General partner                                                     64,584
                                                               ---------------

Total partners'capital                                                208,690
                                                               ---------------

TOTAL                                                          $      327,435
                                                               ===============




See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                                 QUARTER ENDED                                                SIX MONTHS ENDED

                                  JUNE 30,      JUNE 30,      JUNE 30,                        JUNE 30,
                                   1996           1995          1996        1995

REVENUES:
  Oil and gas sales             $  87,465     $   87,473     $ 186,762   $ 189,491
                                ----------     ---------     ---------   ----------
EXPENSES:
  Depreciation and depletion       19,394         34,050        38,858      74,897
  Impairment of property                -              -       194,403           -
  Lease operating expenses         41,065         49,708        93,152      96,024
  Production taxes                  5,172          5,229        11,321      10,967
  General and administrative       10,937         15,536        23,816      30,313
                                 --------        --------     --------    ---------
Total expenses                     76,568        104,523       361,550     212,201
                                 --------        --------     --------    ---------
INCOME (LOSS) FROM OPERATIONS      10,897        (17,050)     (174,788)    (22,710)
                                 --------        --------     --------    ---------
OTHER INCOME:
  Gain on sale of property         36,722              -        37,378           -
                                 --------        --------      -------     ---------
NET INCOME (LOSS)             $    47,619    $    (17,050)  $ (137,410)   $(22,710)
                                 ========        =========     ========    ==========






See accompanying notes to financial statements.

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                     SIX MONTHS ENDED
                                                 --------------------------
                                                 JUNE 30,          JUNE 30,
                                                  1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:          ----------       -----------
Net income (loss)                             $ (137,410)      $ (22,710)
                                               ----------        ----------
Adjustments to reconcile net income (loss)
 to net cash  provided by operating
   activities:
  Depreciation and depletion                      38,858           74,897
  Impairment of property                         194,403               -
  Gain on sale of property                       (37,378)              -
(Increase) in:
  Accounts receivable - oil & gas sales          (10,033)              75
  Other current assets                           (41,633)            (981)
Increase (decrease) in:
   Accounts payable                                 6,836          (6,303)
   Payable to affiliated limited partnership           -            1,013
   Payable to general partner                    (41,821)         (10,375)
                                                 --------         -------
Total adjustments                                109,232           58,326

Net cash provided (used) by operating activities (28,178)          35,616
                                                  -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                 52,366               -
    Property additions - development costs        (24,678)         (1,100)
                                                   -------         -------
Net cash provided (used) by investing activities   27,688          (1,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                   -         (35,948)
                                                   -------         -------
NET (DECREASE) IN CASH                               (490)         (1,432)

CASH AT BEGINNING OF YEAR                           5,505           3,248
                                                 --------         --------
CASH AT END OF PERIOD                          $    5,505        $  1,816
                                                 ========         ========



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

2. Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $10,500. The Company recognized a $656 gain from the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $22,400. The Company recognized a $21,253 gain from the sale. Effective 6/1/96, the Company sold its interest in the Harper well in the RIC acquisition for $19,466. The Company recognized a gain of $15,469 from the sale.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter remained relatively unchanged at $87,465 in 1996 as compared to $87,473 in 1995. Oil sales increased by $2,502 (4%). A 6% increase in the average oil sales price increased sales by $3,921. This increase was partially offset by a 2% decrease in oil production. Gas sales decreased by $2,510 (11%). A 37% decrease in gas production reduced sales by $8,676. This decrease was partially offset by a 42% increase in the average gas sales price. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily a result of natural production declines, partially offset by production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The decrease in gas production was primarily the result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enex acquisition in the fourth quarter of 1995, coupled with natural production declines.

Lease operating expenses decreased to $41,065 in the second quarter of 1996 from $49,708 in the second quarter of 1995. The decrease of $8,643 (21%) is primarily due to workover expenses incurred on the Corkscrew acquisition in 1995.

Depreciation and depletion expense decreased to $19,394 in the second quarter of 1996 from $34,050 in the second quarter of 1995. This represents a decrease of $14,656 (43%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $5,460, while a 32% decrease in the depletion rate reduced depreciation and depletion expense by an additional $9,196. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $194,403 in the first quarter of 1996.

Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $22,400. The Company recognized a $21,253 gain from the sale. Effective 6/1/96, the Company sold its interest in the Harper well in the RIC acquisition for $19,466. The Company recognized a gain of $15,469 from the sale.

General and administrative expenses decreased to $10,937 in the second quarter of 1996 from $15,536 in the second quarter of 1995. This decrease of $4,599 (30%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased to $186,762 in 1996 from $189,491 in 1995. This represents a decrease of $2,729 (1%). Oil sales decreased by $8,246 (6%). A 12% decrease in oil production reduced sales by $16,553. This decrease was partially offset by a 7% increase in the average oil sales price. Gas sales increased by $5,517 (11%). A 32% increase in the average gas sales price increased sales by $13,077. This increase was partially offset by a 16% decrease in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily a result of natural production declines, partially offset by production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The decrease in gas production was primarily the result of the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enex acquisition in the fourth quarter of 1995 coupled with natural production declines.

Lease operating expenses decreased to $93,152 in the first six months of 1996 to $96,024 in the first six months of 1995. The decrease of $2,872 (3%) is primarily due to workover expenses incurred on the Corkscrew acquisition in 1995.

Depreciation and depletion expense decreased to $38,858 in the first six months of 1996 from $74,897 in the first six months of 1995. This represents a decrease of $36,039 (48%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $9,779, while a 40% decrease in the depletion rate reduced depreciation and depletion expense by an additional $26,260. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $194,403 in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $10,500. The Company recognized a $656 gain from the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $22,400. The Company recognized a $21,253 gain from the sale. Effective 6/1/96, the Company sold its interest in the Harper well in the RIC acquisition for $19,466. The Company recognized a gain of $15,469 from the sale.

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

General and administrative expenses decreased to $23,816 in the first six months of 1996 from $30,313 in the first six months of 1995. This decrease of $6,497 (21%) is primarily due to less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ENEX OIL & GAS INCOME
                                            PROGRAM III - SERIES 6, L.P.
                                            ---------------------------
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                --------------------------
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                 ------------------
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




August 13, 1996                              By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer