Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 6 LP
filed 1996-11-14
CIK 830319

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September  30, 1996

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               September 30,
ASSETS                                                              1996
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Accounts receivable - oil & gas sales                    $             38,873
  Other current assets                                                    3,490
                                                           ---------------------

Total current assets                                                     42,363
                                                           ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               2,738,816
  Less  accumulated depreciation and depletion                        2,504,457
                                                           ---------------------

Property, net                                                           234,359
                                                           ---------------------


TOTAL                                                      $            276,722
                                                           =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $             33,765
   Payable to general partner                                            35,797
                                                           ---------------------

Total current liabilities                                                69,562
                                                           ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                     140,580
   General partner                                                       66,580
                                                           ---------------------

Total partners'capital                                                  207,160
                                                           ---------------------

TOTAL                                                      $            276,722
                                                           =====================


Number of $500 Limited Partner units outstanding                          6,340


See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------


(UNAUDITED)                                QUARTER ENDED                      NINE MONTHS ENDED
                                   -------------------------------------   -----------------------------------------

                                     September 30,       September 30,        September 30,         September 30,
                                          1996               1995                 1996                  1995
                                   -----------------  ------------------   ------------------   --------------------

REVENUES:
  Oil and gas sales                $         88,366   $          81,301    $         275,128    $           270,792
                                   -----------------  ------------------   ------------------   --------------------

EXPENSES:
  Depreciation and depletion                 21,498              38,683               60,356                113,580
  Impairment of property                          -                   -              194,403                      -
  Lease operating expenses                   40,668              46,949              133,820                142,973
  Production taxes                            5,118               4,521               16,439                 15,488
  General and administrative                  8,862              11,943               32,678                 42,256
                                   -----------------  ------------------   ------------------   --------------------

Total expenses                               76,146             102,096              437,696                314,297
                                   -----------------  ------------------   ------------------   --------------------

INCOME (LOSS) FROM OPERATIONS                12,220             (20,795)            (162,568)               (43,505)
                                   -----------------  ------------------   ------------------   --------------------

OTHER INCOME:
  Gain on sale of property                      441                   -               37,819                      -
                                   -----------------  ------------------   ------------------   --------------------

NET INCOME (LOSS)                  $         12,661   $         (20,795)   $        (124,749)   $           (43,505)
                                   =================  ==================   ==================   ====================


See accompanying notes to financial statements.
----------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

(UNAUDITED)
                                                        NINE MONTHS ENDED
                                                     ------------------------------------------

                                                      September 30,            September 30,
                                                           1996                    1995
                                                   -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                         $         (124,749)           $     (43,505)
                                                   -------------------      -------------------

Adjustments to reconcile net (loss) to net cash
   provided (used) by operating activities:
  Depreciation, depletion and amortization                     60,356                  113,580
  Impairment of property                                      194,403
  Gain on sale of property                                    (37,819)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                        (9,502)                   4,101
  Other current assets                                           (162)                  (1,033)
Increase (decrease) in:
   Accounts payable                                             4,417                   (4,487)
   Payable to general partner                                 (88,585)                  (9,575)
                                                   -------------------      -------------------

Total adjustments                                             123,108                  102,586
                                                   -------------------      -------------------

Net cash provided (used) by operating activities               (1,641)                  59,081
                                                   -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                             52,366                        -
    Property additions - development costs                    (42,039)                  (7,226)
                                                   -------------------      -------------------

Net cash provided (used) by investing activities               10,327                   (7,226)
                                                   -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                         (14,191)                 (47,006)
                                                   -------------------      -------------------

NET INCREASE (DECREASE)  IN CASH                               (5,505)                   4,849

CASH AT BEGINNING OF YEAR                                       5,505                    3,248
                                                   -------------------      -------------------

CASH AT END OF PERIOD                              $                0           $        8,097
                                                   ===================      ===================



See accompanying notes to financial statements.
---------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $10,500. The Company recognized a $656 gain from the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $22,400. The Company recognized a $21,253 gain from the sale. Effective June 1,1996, the Company sold its interest in the Harper well in the RIC acquisition for $19,466. The Company recognized a gain of $15,469 from the sale. Effective August 1, 1996, the Company sold its interest in the Spider Lake 3-2 well for $1,033. The Company recognized a gain of $441 from the sale.

3. A cash distribution was made to the limited partners of the Company in the amount of $10,378, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

4. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $194,403 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $88,366 in 1996 as compared to $81,301 in 1995. This represents an increase of $7,065 or (9%). Oil sales decreased by $49. A 27% decrease in oil production reduced sales by $16,403. This decrease was partially offset by a 36% increase in the average oil sales price. Gas sales increased by $6,520 (33%). A 46% increase in the average gas sales price increased sales by $8,254. This increase was partially offset by an 8% decrease in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily a result of natural production declines coupled with the sale of the Credo acquisition in the first quarter of 1996.

Lease operating expenses decreased to $40,668 in the third quarter of 1996 from $46,949 in the third quarter of 1995. The decrease of $6,281 (13%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $21,498 in the third quarter of 1996 from $38,683 in the third quarter of 1995. This represents a decrease of $17,185 (44%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $8,112, while a 30% decrease in the depletion rate reduced depreciation and depletion expense by an additional $9,073. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $194,403 in the first quarter of 1996.

Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,033. The Company recognized a gain of $441 from the sale.

General and administrative expenses decreased to $8,862 in the third quarter of 1996 from $11,943 in the third quarter of 1995. This decrease of $3,081 (26%) is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $275,128 in 1996 from $270,792 in 1995. This represents a increase of $4,336 (1%). Oil sales decreased by $7,979 (3%). A 16% decrease in oil production reduced sales by $31,936. This decrease was partially offset by a 14% increase in the average oil sales price. Gas sales increased by $12,315 (18%). A 36% increase in the average gas sales price increased sales by $21,343. This increase was partially offset by a 13% decrease in gas production. The changes in the average sales prices correspond with changes in the overall market for the sale of oil and gas. The decrease in oil production was primarily a result of natural production declines, coupled with the sale of the Credo acquisition in the first quarter of 1996 and the sale of the Kidd well in the Enex acquisition in the fourth quarter of 1995. The decrease in gas production was primarily a result of natural production declines.

Lease operating expenses decreased to $133,820 in the first nine months of 1996 to $142,973 in the first nine months of 1995. The decrease of $9,153 (6%) is primarily due to the changes in production, noted above.

Depreciation and depletion expense decreased to $60,356 in the first nine months of 1996 from $113,580 in the first nine months of 1995. This represents a decrease of $53,224 (47%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $17,801, while a 37% decrease in the depletion rate reduced depreciation and depletion expense by an additional $35,423. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $194,403 in the first quarter of 1996.

Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $10,500. The Company recognized a $656 gain from the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $22,400. The Company recognized a $21,253 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $19,466. The Company recognized a gain of $15,469 from the sale. Effective August 1. 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,033. The Company recognized a gain of $441 from the sale.

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

General and administrative expenses decreased to $32,678 in the first nine months of 1996 from $42,256 in the first nine months of 1995. This decrease of $9,578 (23%) is primarily due to less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                               ENEX OIL & GAS INCOME
                                          PROGRAM III - SERIES 6, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




November 13, 1996                           By: /s/ James A. Klein
                                               -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer