Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 6 LP
filed 1997-01-08
CIK 830319

---------------------------------------------------------------------------


----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                                  Number of Record Holders
               Title of Class                      (as of March 1, 1996)

              -----------------                  ----------------------------


          General Partner's Interests                        1

          Limited Partnership Interests                    1,471



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


            Effective October 1, 1995, the Company sold its interest in the Kidd #1 well in the Enexco acquisition to Humphrey Oil Co. for $68,250. A gain from the sale of $60,736 was recognized by the Company. The impact of this sale on current and future revenues is not expected to be material, as such interests represented approximately 3% of historical and future net revenues.


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


Capital Resources and Liquidity


            The Company's cash flows from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flows from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flows to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities , financing and investing activities . Distributions decreased from 1994 to 1995 primarily due to the decline in oil and gas sales, as noted above.

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


INDEPENDENT AUDITORS' REPORT

----------------------------------------------------


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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $       5,505
  Accounts receivable - oil & gas sales                                29,371
  Other current assets                                                  3,328
                                                                --------------

Total current assets                                                   38,204
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             3,317,065
  Less  accumulated depreciation and depletion                      2,855,439
                                                                --------------

Property, net                                                         461,626
                                                                --------------

TOTAL                                                           $     499,830
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $      29,348
   Payable to general partner                                         124,382
                                                                --------------

Total current liabilities                                             153,730
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   291,103
   General partner                                                     54,997
                                                                --------------

Total partners' capital                                               346,100
                                                                --------------

TOTAL                                                           $     499,830
                                                                ==============


Number of $500 Limited Partner units outstanding                        6,340



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------



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


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

                                       ENEX OIL & GAS INCOME PROGRAM III
                                             SERIES 6, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                      By:     /s/   G. B. Eckley
                                              -------------------
                                                     G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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