Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 6 LP
filed 1997-02-04
CIK 830319

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                   Amendment I


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


On April 2, 1996, the Company settled a property interest dispute on the Barnes Estate acquisition. In the settlement, the Company agreed to pay $2,500 to the plaintiff and convey 0.1% overriding royalty interest in the Barnes Estate #1 and #2 wells. Such conveyance should not have a material impact on the current or future revenues of the Company and, as such, should not have a material impact on the current or future results of operations, financial condition or liquidity of the Company.


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


                                               ENEX OIL & GAS INCOME
                                          PROGRAM III - SERIES 6, L.P.
                                                   (Registrant)



                                           By:ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




January 30, 1997                          By: /s/ James A. Klein
                                               -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer