Form 10KSB
period 1996-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 6 LP
filed 1997-03-31
CIK 830319

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
              [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                    Yes x No

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $ 366,174

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

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
               ENEX OIL & GAS INCOME PROGRAM III - Series 6, L.P.


Item No.                  Part I                                         Page
---------                ----------                                     -------



        1     Description of Business                                      I-1

        2     Description of Property                                      I-3

        3     Legal Proceedings                                            I-5

        4     Submission of Matters to a Vote
              of Security Holders                                          I-5


                         Part II
                       -----------


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


                        Part III
                       -------------


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

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

               American Exploration Company and Sunniland Pipeline Company accounted for 28% and 25%, respectively, of the Company's total sales in 1996. American Exploration Company and Sunniland Pipeline Company accounted for 28% and 17%, respectively, of the Company's total sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

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

               Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

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

     CORKSCREW acquisition. Working interests in 3 oil wells producing from the Sunniland Lime formation in Corkscrew Field, Collier County, Florida, were purchased from R. K. Petroleum Corp. of Midland, Texas for $887,040 effective June 1, 1988. Enex has assumed the operation of these wells. The Company owns an 18.48% working interest in the wells in the Corkscrew acquisition as of December 31, 1996.

MICHIGAN acquisition. This acquisition consists of working interests in 27 oil wells located in 8 counties in Michigan. The Company acquired its interests effective May 1988 and August 1988 for $518,800. The acquisition is operated by ten different oil and gas companies. Effective August 1, 1996, the Company sold its interest in the Spider Lake 3-2 well for $1,153. The Company recognized a gain of $411 from the sale. The Company owns working interests ranging from 0.25% to 1.45% of the of the wells in the Michigan acquisition at December 31, 1996.

               RIC acquisition. This acquisition consists of working interests in 69 wells located in 8 states, primarily in Texas and Oklahoma. The Company acquired these interests for $687,356 from Resource Investment Corporation of Denver, Colorado, effective September 1, 1988. The acquisition is operated by 21 different oil and gas companies, including the Company's general partner. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $19,466. The Company recognized a gain of $15,469 from the sale. The Company owns working interests ranging from 0.97% to 35.0% of the wells in the RIC acquisition at December 31, 1996.

     ENEXCO acquisition. Effective October 1, 1988 the Company acquired working interests in two wells located in Blaine County, Oklahoma and Dawson County, Texas. These interests were purchased from Janex Oil Co., Inc. of Dallas, Texas for $90,125. The acquisition is operated by Samedan Oil Corp. Effective October 1, 1995, the Company sold its interest in the Kidd #1 well in the Enexco acquisition to Humphrey Oil Co. for $68,250. A gain from the sale of $60,736 was recognized by the Company. Effective

April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $22,400. The Company recognized a $21,253 gain from the sale. The Company owns a 9.64% working interest in the wells in the Enexco acquisition at December 31, 1996.

               CREDO acquisition. Working interests and royalty interests in 4 oil wells located in Credo Field, Sterling County, Texas were acquired from Freedom Energy, Inc., et al for a purchase price of $314,526 effective February 1, 1989. Enex has assumed operation of these wells. The Company acquired working interests in two additional wells from Enex at cost for an aggregate purchase price of $62,018 effective May 1, 1989 and August 1, 1989. Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $10,500. The Company recognized a $656 gain from the sale. The Company owns working interests ranging from 9.5% to 10.0% of the of the wells in the Credo acquisition at December 31, 1996.

               BARNES ESTATE acquisition. Effective February 1, 1989, working interests in 5 oil and gas wells in Brettchance Field, Webb County, Texas were purchased from Otis Crandell Addington, et al, for $232,927. The wells are operated by Enex. The Company owns working interests ranging from 1.25% to 10.0% of the of the wells in the Barnes Estate acquisition at December 31, 1996.


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

               Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.

Net Oil and Gas Production

               The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.



                                                            1996      1995
                                                            ----      ----
Crude oil and condensate (Bbl)........................... 15,150    16,363
Natural gas (Mcf)........................................ 51,752    58,340



                     The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995.


                                                     1996             1995
                                                     ----             ----
Average sales price per barrel of oil........... $  16.60         $  13.95
Average sales price per Mcf of gas..............     2.22             1.57
Average production cost per equivalent
   barrel of production.........................     8.48             7.70


Drilling Activities

               The Company did not participate in any significant drilling activity in 1995 or 1996.

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



Number of Equity Security Holders

                                                   Number of Record Holders
                Title of Class                       (as of March 1, 1997)
             --------------------                 -----------------------------


           General Partner's Interests                         1

           Limited Partnership Interests                     1,359



Dividends

           The Company made cash distributions to partners of $2 and $7 per $500 investment in 1996 and 1995, respectively. The Company temporarily suspended the payment of distributions in the fourth quarter of 1995. A distribution was made in the third quarter of 1996. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors. It is anticipated that periodic distributions will be made by the Company as cash becomes available.

Item 6.       Management's Discussion and Analysis or Plan of Operation

Results of Operations

              This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

              Oil and gas sales in 1996 were $366,174 as compared with $319,859 in 1995. This represents an increase of $46,315 or 14%. Oil sales increased by $23,293 or 10%. A 19% increase in the average oil sales price increased sales by a $40,214. This increase was partially offset by a 7% decline in oil production. Gas sales decreased by $23,022 or 25%. A 41% increase in the average gas sales price increased sales by $33,365. This increase was partially offset by an 11% decline in gas production. The increases in the average sales prices correspond with higher prices in the overall market for the sale of oil and gas. The decreases in oil and gas production were primarily a result of natural production declines.

              Lease operating expenses decreased to $180,090 in 1996 from $183,046 in 1995. The decrease of $2,956 or 2% was primarily a result of the declines in production, noted above.

              Depreciation and depletion expense decreased to $54,750 in 1996 from $135,217 in 1995. This represents a decrease of $80,467 or 60%. The changes in production, noted above, caused depreciation and depletion expense to decrease by $11,971. A 56% decrease in the depletion rate reduced depreciation and depletion expense by an additional 68,496. The decrease in the depletion rate was primarily due to the recognition of a $194,403 property impairment during the first quarter of 1996, coupled with upward revisions of the oil and gas reserves during December 1996.

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

              Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $10,500. The Company recognized a $656 gain from the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $22,400. The Company recognized a $21,253 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for

$19,466. The Company recognized a gain of $15,469 from the sale. Effective August 1, 1996, the Company sold its interest in the Spider Lake 3-2 well for $1,153. The Company recognized a gain of $441 from the sale. The impact of this sale on current and future revenues is not expected to be material as such interests represented approximately 5% of historical and future net revenues.

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

              General and administrative expenses decreased to $51,075 in 1996 from $62,049 in 1995. The decrease of $10,974 or 18% was primarily due to less staff time being required to manage the Company's operations in 1996 coupled with a $4,927 decrease in direct expenses incurred by the Company. The decrease in direct expenses was primarily due to legal fees resulting from a property interest dispute on the Barnes Estate acquisition, which was settled in April 1996, as noted above.


Capital Resources and Liquidity

              The Company's cash flows from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flows from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flows to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities , financing and investing activities . Distributions decreased from 1995 to 1996 primarily due to increased property additions from the development of oil and gas wells in 1996.

              The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner in 1997. The Company suspended the payment of distributions in the fourth quarter of 1995. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors. It is anticipated that periodic distributions will be made by the Company as cash becomes available.

              At December 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.        Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT



The Partners
Enex Oil & Gas Income
  Program III - Series 6, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program III - Series 6, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program III - Series 6, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program III - Series 6, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

BALANCE SHEET, DECEMBER 31, 1996
--------------------------------------------------------------------------------

ASSETS
                                                                          1996
                                                                   -------------
CURRENT ASSETS:
  Cash                                                             $      4,822
  Accounts receivable - oil & gas sales                                  42,089
  Other current assets                                                    3,254
                                                                   -------------

Total current assets                                                     50,165
                                                                   -------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               2,759,590
  Less  accumulated depreciation and depletion                        2,498,851
                                                                   -------------

Property, net                                                           260,739
                                                                   -------------


TOTAL                                                              $    310,904
                                                                   =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                                $     32,960
   Payable to general partner                                            43,793
                                                                   -------------

Total current liabilities                                                76,753
                                                                   -------------

PARTNERS' CAPITAL:
   Limited partners                                                     165,432
   General partner                                                       68,719
                                                                   -------------

Total partners'capital                                                  234,151
                                                                   -------------

TOTAL                                                              $    310,904
                                                                   =============


Number of $500 Limited Partner units outstanding                          6,340







See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------


                                                           1996                  1995
                                                   -------------------    -------------------

REVENUES:
  Oil and gas sales                                $          366,174          $     319,859
                                                   -------------------    -------------------

EXPENSES:
  Depreciation and depletion                                   54,750                135,217
  Impairment of property                                      194,403                      -
  Lease operating expenses                                    180,090                183,046
  Production taxes                                             21,434                 17,885
  General and administrative:
    Allocated from general partner                             38,867                 44,914
    Direct expense                                             12,208                 17,135
                                                   -------------------    -------------------

Total expenses                                                501,752                398,197
                                                   -------------------    -------------------

LOSS FROM OPERATIONS                                         (135,578)               (78,338)
                                                   -------------------    -------------------

OTHER INCOME:
  Gain from sale of property                                   37,819                 60,736

                                                   -------------------     ------------------

NET LOSS                                           $          (97,759)         $     (17,602)
                                                   ===================    ===================


See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                      II-6

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------

                                                                                                      PER $500
                                                                                                       LIMITED
                                                                                                       PARTNER
                                                             GENERAL              LIMITED             UNIT OUT-
                                         TOTAL               PARTNER             PARTNERS             STANDING
                                  ------------------   ------------------    -----------------    -----------------

BALANCE, JANUARY 1, 1995          $         410,708    $          47,933        $     362,775          $        57

CASH DISTRIBUTIONS                          (47,006)              (4,697)             (42,309)                  (7)

NET INCOME (LOSS)                           (17,602)              11,761              (29,363)                  (4)
                                  ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995                  346,100               54,997              291,103                   46

CASH DISTRIBUTIONS                          (14,190)              (1,417)             (12,773)                  (2)

NET INCOME (LOSS)                           (97,759)              15,139             (112,898)                 (18)
                                  ------------------   ------------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996        $         234,151    $          68,719        $     165,432 (1)      $        26
                                  ==================   ==================    =================    =================



(1)  Includes 1,249 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
------------------------------------------------------------------
                                      II-7

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 6, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

                                                            1996                    1995
                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $          (97,759)          $      (17,602)
                                                    -------------------      -------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities
  Depreciation and depletion                                    54,750                  135,217
  Impairment of property                                       194,403                        -
  Gain from sale of property                                   (37,819)                 (60,736)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                        (12,718)                  11,754
  Other current assets                                              74                   (1,298)
Increase (decrease) in:
   Accounts payable                                              3,612                    5,393
   Payable to general partner                                  (80,589)                 (79,619)
                                                    -------------------      -------------------

Total adjustments                                              121,713                   10,711
                                                    -------------------      -------------------

Net cash provided (used) by operating activities                23,954                   (6,891)
                                                    -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                              53,519                   68,250
    Property additions - development costs                     (63,966)                 (12,096)
                                                    -------------------      -------------------

Net cash provided (used) by investing activities               (10,447)                  56,154

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                          (14,190)                 (47,006)
                                                    -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                   (683)                   2,257

CASH AT BEGINNING OF YEAR                                        5,505                    3,248
                                                    -------------------      -------------------

CASH AT END OF YEAR                                 $            4,822           $        5,505
                                                    ===================      ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                      II-8

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
FOR THE TWO YEARS ENDED DECEMBER 31, 1996


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

               Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.             FEDERAL INCOME TAXES

               General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1996:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ----------------------
Net income (loss) as reflected in the
     accompanying financial statements         $         (97,759)   $          15,139      $    (112,898)       $              (18)
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which  were charged-off for
     federal income tax purposes                         (29,296)              (2,930)           (26,366)                       (4)
  Difference in depreciation, depletion
     and amortization computed for
     federal income tax purposes and
     the amount computed for
     financial reporting purposes                        133,336                    -            133,336                        21
Difference in gain on property sales for
     federal income tax purposes and
     the amount computed for financial
     reporting purposes                                  (51,118)              (3,782)           (47,336)                       (7)
                                               ------------------   ------------------  -----------------    ----------------------
Net income (loss) for federal
   income tax purposes                         $         (44,837)   $           8,427      $     (53,264)       $               (8)
                                               ==================   ==================  =================    ======================

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                                   Allocable to               Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited              Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ----------------------
Partners' capital as reflected in the
     accompanying financial statements         $         234,151    $          68,719      $     165,432          $             26
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which  were charged-off for
     federal income tax purposes                        (388,905)             (47,766)          (341,139)                      (54)
 Difference in accumulated depreciation
     depletion and amortization for
     financial reporting and federal
     income tax purposes                                 444,469                    -            444,469                        70
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 308,097                    -            308,097                        49
                                               ------------------   ------------------  -----------------    ----------------------
Partners' capital for federal
     income tax purposes                       $         597,812    $          20,953      $     576,859          $             91
                                               ==================   ==================  =================    ======================

4.        PAYABLE TO GENERAL PARTNER

          The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner in 1997.


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

6.        SIGNIFICANT PURCHASERS

          American Exploration Company and Sunniland Pipeline Company accounted for 28% and 25%, respectively, of the Company's total sales in 1996. American Exploration Company and Sunniland Pipeline Company accounted for 26% and 17%, respectively, of the Company's total sales in 1995.
           No other purchaser individually accounted for more than 10% of such sales.

7.        SALE OF PROPERTY

          Effective October 1, 1995, the Company sold its interest in the Kidd #1 well in the Enexco acquisition to Humphrey Oil Co. for $68,250. A gain from the sale of $60,736 was recognized by the Company.

          Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $10,500. The Company recognized a $656 gain from the sale. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $22,400. The Company recognized a $21,253 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $19,466. The Company recognized a gain of $15,469 from the sale. Effective August 1, 1996, the Company sold its interest in the Spider Lake 3-2 well for $1,153. The Company recognized a gain of $441 from the sale.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                               Per $500                                  Per $500
                                                                Limited              Natural              Limited
                                             Oil             Partner Unit              Gas             Partner Unit
                                           (BBLS)             Outstanding             (MCF)             Outstanding
                                          --------------   ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1995                                 101,430                   15              204,188                   29

    Revisions of previous estimates             (14,455)                  (2)              51,695                    7
    Sales of minerals in place                   (2,733)                  (1)                (568)                   -
    Production                                  (16,363)                  (2)             (58,340)                  (8)
                                          --------------   ------------------   ------------------   ------------------

December 31, 1995                                67,879                   10              196,975                   28

    Revisions of previous estimates              31,956                    5               73,461                   10
    Sales of minerals in place                   (1,377)                  (1)             (31,783)                  (4)
    Production                                  (15,150)                  (2)             (51,752)                  (7)
                                          --------------   ------------------   ------------------   ------------------

December 31, 1996                                83,308                   12              186,901                   27
                                          ==============   ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1995                                 101,430                   15              204,188                   29
                                          ==============   ==================   ==================   ==================

December 31, 1995                                67,879                   10              196,975                   28
                                          ==============   ==================   ==================   ==================

December 31, 1996                                83,308                   12              186,901                   27
                                          ==============   ==================   ==================   ==================


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


               Not Applicable

                                    PART III

-------------------------------------------------------------------------------
Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

                 The   Company's   sole  General   Partner  is  Enex   Resources
Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

                 Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

                 William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

                 Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

                 James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

                 On  January 4, 1996,  the SEC filed a  complaint  in the United
States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial

                                      III-2
financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.         Executive Compensation

                 The Company has no Directors or executive officers.

                 The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

                 The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company incurred $38,867 and $44,914 of such administrative costs payable to the General Partner in 1996 and 1995,

                                      III-3
respectively.

Item 11.         Security Ownership of Certain Beneficial Owners and Management


                                       $500 Limited
                        Name of        Partner Units            Percent
 Title of Class    Beneficial Owner   Owned Directly           of Class

 Limited Partner    Enex Resources              1,249          19.6993%


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

               See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.

Item 13.       Exhibits and Reports on Form 8-K

                                                                      Sequential
                                                                        Page No.

                                                                ----------------


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

                                  b. Amended Agreement of Limited Partnership. Incorporated by reference to
                                       Exhibit 3(a) to Post-Effective Amendment
                                       No. 1 to the Registration
                                       Statement on Form S-1 (No. 33-4755) of
                                       Enex Oil and Gas Income Program III filed with the Securities and Exchange Commission on April 9, 1987.

                       (4)        Not Applicable

                       (10)       Not Applicable


                                      III-4

                       (11)       Not Applicable

                       (12)       Not Applicable

                       (13)       Not Applicable

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

                                       ENEX OIL & GAS INCOME PROGRAM III
                                             SERIES 6, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




March 18, 1997                         By:     /s/   G. B. Eckley
                                              -------------------
                                                     G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


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