Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 6 LP
filed 1997-05-15
CIK 830319

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
------------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                               1997
                                                              ----------------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash                                                        $        26,102
  Accounts receivable - oil & gas sales                                38,125
  Other current assets                                                  2,710
                                                              ----------------

Total current assets                                                   66,937
                                                              ----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             2,757,539
  Less  accumulated depreciation and depletion                      2,511,347
                                                              ----------------

Property, net                                                         246,192
                                                              ----------------


TOTAL                                                         $       313,129
                                                              ================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $        28,567
   Payable to general partner                                          19,828
                                                              ----------------

Total current liabilities                                              48,395
                                                              ----------------

PARTNERS' CAPITAL:
   Limited partners                                                   191,707
   General partner                                                     73,027
                                                              ----------------

Total partners'capital                                                264,734
                                                              ----------------

TOTAL                                                         $       313,129
                                                              ================


Number of $500 Limited Partner units outstanding                        6,340




See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-1

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------


(UNAUDITED)                            THREE MONTHS ENDED
                                  ------------------------------------------
                                       MARCH 31,              MARCH 31,
                                          1997                  1996
                                  -------------------    -------------------
REVENUES:
  Oil and gas sales               $          100,766         $       99,297
                                  -------------------    -------------------

EXPENSES:
  Depreciation and depletion                  12,496                 19,464
  Impairment of property                           -                194,403
  Lease operating expenses                    42,812                 52,087
  Production taxes                             5,926                  6,149
  General and administrative                   8,949                 12,879
                                  -------------------    -------------------

Total expenses                                70,183                284,982
                                  -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                 30,583               (185,685)
                                  -------------------    -------------------

OTHER INCOME:
  Gain on sale of property                         -                    656
                                  -------------------    -------------------

NET INCOME (LOSS)                 $           30,583         $     (185,029)
                                  ===================    ===================



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 6, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
-----------------------------------------------------------------------------

                                                                                                PER $500
                                                                                                 LIMITED
                                                                                                 PARTNER
                                                       GENERAL              LIMITED             UNIT OUT-
                                  TOTAL                PARTNER             PARTNERS             STANDING
                            -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996    $        346,100     $          54,997    $         291,103    $              46

CASH DISTRIBUTIONS                   (14,190)               (1,417)             (12,773)                  (2)

NET INCOME                           (97,759)               15,139             (112,898)                 (18)
                            -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996           234,151                68,719              165,432                   26

NET INCOME                            30,583                 4,308               26,275                    4
                            -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997     $        264,734     $          73,027    $         191,707 (1)$              30
                            =================    ==================   ==================   ==================


(1)  Includes 1,249 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 6, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                                THREE MONTHS ENDED
                                                          ------------------------------------------

                                                             MARCH 31,                MARCH 31,
                                                                1997                    1996
                                                        -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $           30,583         $       (185,029)
                                                        -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                        12,496                   19,464
  Impairment of property                                                 -                  194,403
  Gain on sale of property                                               -                     (656)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                              3,964                  (14,553)
  Other current assets                                                 544                      194
(Decrease) in:
   Accounts payable                                                 (4,393)                 (12,726)
   Payable to general partner                                      (23,965)                 (16,917)
                                                        -------------------      -------------------

Total adjustments                                                  (11,354)                 169,209
                                                        -------------------      -------------------

Net cash provided (used) by operating activities                    19,229                  (15,820)
                                                        -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                       -                   10,500
    Property (additions) credits - development costs                 2,051                      (70)
                                                        -------------------      -------------------

Net cash provided by investing activities                            2,051                   10,430
                                                        -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                     21,280                   (5,390)

CASH AT BEGINNING OF YEAR                                            4,822                    5,505
                                                        -------------------      -------------------

CASH AT END OF PERIOD                                   $           26,102         $            115
                                                        ===================      ===================



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

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

3. Effective February 1, 1996, the Company sold its interest in the Credo acquisition for $10,500. The Company recognized a $656 gain from the sale.

4. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.


First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $99,297 in 1996 to $100,766 in 1997. This represents an increase of $1,469 (1%). Oil sales increased by $9,492 or 14%. A 36% increase in the average oil sales price increased sales by $19,988. This increase was partially offset by a 16% decline in oil production. Gas sales decreased by $8,023 or 24%. A 48% decrease in gas production reduced sales by $16,159. This decrease was partially offset by a 47% increase in the average gas sales price. The decrease in oil production was primarily a result of natural production declines. The decrease in gas production was due to sale of the Kidd well on the Enexco acquisition in April 1996, the sale of the Harper well in the RIC acquisition in June 1996, and the sale of the Spider Lake well in the RIC acquisition in August 1996. The increases in the average oil and gas prices were due to relatively higher production from properties with a higher average sales price coupled with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $52,087 in 1996 to $42,812 in 1997. The decrease of $9,275 (18%) is primarily due the changes in production, noted above.

Depreciation and depletion expense decreased from $19,464 in the first quarter of 1996 to $12,496 in the first quarter of 1997. This represents a decrease of $6,968 (36%). The changes in production, noted above, reduced depreciation and depletion expense by $5,410, while an 11% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,558. The rate decrease was primarily due to upward revisions of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $12,879 in the first quarter of 1996 to $8,949 in the first quarter of 1997. This decrease of $3,930 (31%) is primarily due to less staff time required to manage the Company's operations, coupled with $1,827 lower direct expenses incurred by the Company in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow is a direct result of the amount of net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's remaining available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM III - 6, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer